Form 10QSB
period 1995-06-30
SELECTRONICS INC
filed 1995-08-14
CIK 733472

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the quarterly period ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number   0-16069

                               SELECTRONICS, INC.
       (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                  41-1464586
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

Two Tobey Village Office Park, Pittsford, New York              14534
(Address of principal executive offices)                      (Zip Code)

                                 (716) 248-3875
               Registrant's telephone number, including area code


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

__X__ YES    _____ NO


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                           Outstanding as of June 30, 1995
Common Stock, $0.01 par value                  111,116,377  shares

                               SELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           June 30 and March 31, 1995
         (Dollars rounded to nearest thousand, except, per share data)

Assets                                                   June 30                     March 31
                                                       (Unaudited)                   (Audited)
Current assets:
     Cash                                               $1,621,000                 $       46,000
     Accounts receivable, less allowance for                49,000                         64,000
     doubtful accounts of $9 and $9, respectively
     Notes receivable, current position                    463,000                        463,000
     Inventories, net                                        6,000                          6,000
     Prepaid royalties                                      42,000                         42,000
     Escrow account                                         87,000                         90,000
     Other current assets                                   64,000                         63,000
                                                        ----------                     ----------
         Total current assets                            2,332,000                        774,000

Property and equipment, net                                104,000                        100,000
Capitalized software, net of accumulated
   amortization of $9,012 and $8,892, respectively         402,000                        434,000
Notes receivable; long term                                924,000                        924,000
Other assets                                                   ---                            ---
                                                        ----------                     ----------
Total Assets                                            $3,762,000                     $2,232,000
                                                        ==========                     ==========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Notes payable                                    $    120,000                    $   100,000
     Shareholder advance                                   635,000                        585,000
     Accounts payable                                      733,000                      1,206,000
     Accrued expenses                                      247,000                        292,000
     Royalties payable                                     221,000                        221,000
                                                        ----------                     ----------

     Total Current Liabilities                           1,956,000                      2,404,000

Term Loan                                                  200,000                        200,000
Convertible Notes Payable                                1,400,000                      1,400,000
Deferred revenue                                         1,000,000                      1,200,000
Research and development financing arrangement              88,000                        106,000
                                                        ----------                     ----------
     Total Liabilities                                   4,644,000                      5,310,000

Stockholders' Equity (Deficit):
Common stock, $.01 par value; 125,000,000
     shares authorized; 114,370,390 and 53,508,004
     shares issued, respectively                         1,111,000                        503,000
Preferred stock, $1 par value, 5,000,000 shares
     authorized; none and 2,960,854  issued,
     respectively                                                0                      2,961,000
Additional paid-in capital                              18,031,000                     13,179,000
Accumulated deficit                                    (20,307,000)                   (20,004,000)
Treasury stock, 3,254,013 shares, respectively             283,000                        283,000
                                                        ----------                     ----------
     Total Stockholders' Equity (Deficit)                 (882,000)                    (3,078,000)
                                                        ----------                     ----------

Total Liabilities and Stockholder's
     Equity (Deficit)                                   $3,762,000                     $2,232,000
                                                        ==========                     ==========

See accompanying notes to consolidated financial statements.

                               SELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars rounded to nearest thousand, except per share data)
                                  (Unaudited)

                 For the quarters ended June 30, 1995 and 1994

                                            1995             1994
Royalty revenue                         $    402,000    $    661,000
Development revenue                           61,000            --
Financing arrangement                           --           230,000
                                        ------------    ------------
                                             463,000         891,000

Cost of revenues                             263,000         179,000
                                        ------------    ------------

     Gross profit                            200,000         712,000

Operating expenses:
     Selling, general and
          administrative                     409,000         616,000
     Research and development                 71,000          85,000
                                        ------------    ------------
Total Operating Expenses                     480,000         701,000
                                        ------------    ------------

     Income (Loss) from operations          (280,000)         11,000

Other (expense):
     Interest expense, net                   (44,000)        (89,000)
     Income tax expense                       (6,000)        (41,000)
     Other                                      --              --  )
                                        ------------    ------------
                                             (50,000)       (130,000)
                                        ------------    ------------

     (Loss) before extraordinary item       (330,000)       (119,000)

Extraordinary gain on extinguishment
     of debt                                  27,000       5,045,000
                                        ------------    ------------

         Net Income (loss)              $   (303,000)   $  4,926,000
                                        ============    ============

Net income (loss) per common share:
     Primary
         Income before extraordinary
            item:                              (.005)            nil
         Extraordinary item                      nil             .10
                                        ------------    ------------
         Net Income (Loss)                     (.005)            .10
                                          ==========      ==========

Weighted average share outstanding        62,093,350      51,608,408
                                          ==========      ==========

Fully Diluted:
     Income before extraordinary item:         (.003)            nil
     Extraordinary item                          nil             .06
                                        ------------    ------------
     Net Income                                (.003)            .06
                                          ==========      ==========

Weighted average shares outstanding       98,428,518      86,908,665
                                          ==========      ==========

See accompanying notes to consolidated financial statements.

                               SELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Dollars rounded to nearest thousand, except share and per share data)
                                  (Unaudited)

                 For the quarters ended June 30, 1995 and 1994

                                                                      1995             1994
Cash flows from operating activities:
     Net Income (loss)                                            $  (303,000)     $ 4,926,000
     Adjustments to reconcile net income to cash:
         Depreciation and amortization                                127,000          135,000
         Amortization of deferred credits                            (200,000)        (439,000)
         Issuance of stock of services                                 (1,000)            --
         Extraordinary item, gain on extinguishment
           of debt                                                    (27,000)      (5,045,000)
         Change in assets and liabilities:
              (Increase) decrease in:
                Escrow                                                  3,000          899,000
                Accounts receivable                                    15,000           81,000
                Inventories                                              --              2,000
                Other assets                                             --             64,000
                Prepaid royalties                                        --               --
              (Decrease) increase in:
                Accounts payable                                     (446,000)        (460,000)
                Accrued expenses and royalties payable                (26,000)        (107,000)
         Financing arrangement                                        (18,000)            --
                                                                  -----------      -----------

                  Cash flows provided by operating activities        (876,000)          56,000
                                                                  -----------      -----------
Cash flows from investing activities:
     Capital expenditures                                             (11,000)         (11,000)
     Additions to capitalized software                                (88,000)         (81,000)
                                                                  -----------      -----------
                  Cash flows provided (used) by
                    investing activities                              (99,000)         (92,000)
                                                                  -----------      -----------

Cash flows from financing activities:
     Shareholder advance                                               50,000             --
     Net proceeds sale of stock                                     2,500,000            4,000
                                                                  -----------      -----------
                  Cash flows provided (used) by
                     financing activities                           2,550,000            4,000
                                                                  -----------      -----------

                  Increase (decrease) in cash                       1,575,000          (32,000)
Cash, beginning of period                                              46,000          159,000
                                                                  -----------      -----------
Cash, end of period                                               $ 1,621,000      $   127,000
                                                                  ===========      ===========

Supplemental Disclosure of Noncash Investing and
     Financing Activities;
         Conversion of Note Payable and Accrued
         Interest, and Accrued Liability to Preferred Stock       $      --        $ 2,961,000
                                                                  ===========      ===========

Conversion of Preferred Stock to:
     Common Stock                                                 $   296,000
       and Additional Paid In Capital                             $ 2,664,900
                                                                  ===========

See accompanying notes to consolidated financial statements.

                               SELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                      For the quarter ended June 30, 1995

NOTE 1:  BASIS OF PRESENTATION

       The financial statements included herein have been prepared by the Registrant, (also referred to herein as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended March 31, 1995 and the notes thereto included in the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Dollar amounts, except per share amounts, have been rounded to the nearest thousand.


NOTE 2:  ACCOUNTS RECEIVABLE

       Accounts receivable consist of the following:

       (Dollars in Thousands)                 June 30      March 31
                                            (Unaudited)    (Audited)

       Accounts receivable                   $ 58,000      $ 73,000
       Allowance for doubtful
                    accounts and returns       (9,000)       (9,000)
                                             --------      --------

                                             $ 49,000      $ 64,000
                                             ========      ========

NOTE 3:  INVENTORIES

       Inventories consist of the following:

      (Dollars in Thousands)                  June 30      March 31
                                            (Unaudited)   (Audited)

       Finished product                      $ 15,000      $ 15,000
       Valuation allowances                    (9,000)       (9,000)
                                             --------      --------
                                             $  6,000      $  6,000
                                             ========      ========

NOTE 4:  ESCROW ACCOUNT

       As of March 31, 1995 and 1994, the Registrant had approximately $90,000 and $1,100,000, respectively, in an escrow account as part of its license with Houghton Mifflin Company ("Houghton Mifflin"), which agreement was subsequently assigned by Houghton Mifflin to its spin-off, INSO Corporation ("INSO"), formerly known as InfoSoft International, Inc. At June 30, 1995, the balance in the escrow account was $87,000. The amounts withdrawn from the escrow account were primarily used to reduce the outstanding accounts payable of the Registrant. The remaining cash will be released when certain conditions subsequent to the transaction have been satisfied. The Registrant anticipates that the conditions subsequent to the transaction will be satisfied and the remaining cash will be released from escrow in fiscal 1996.


NOTE 5:  PROPERTY AND EQUIPMENT


       Property and equipment consists of the following:

                                             June 30           March 31
       (Dollars in Thousands)              (Unaudited)        (Audited)

       Tools, dies and moldings            $    221,000      $    221,000
       Furniture and equipment                1,039,000         1,028,000
       Leasehold improvements                   108,000           107,000
                                           ------------      ------------
                                              1,368,000         1,356,000

       Less:  accumulated depreciation       (1,264,000)       (1,256,000)
                                           ------------      ------------

                                           $    104,000      $    100,000
                                           ============      ============


NOTE 6:  DEFERRED REVENUE

       As of March 31, 1994, the Registrant deferred $2 million to deferred revenue from cash received as part of the agreement between Microlytics and InfoSoft. The recognition of this revenue will be deferred until future periods as earned. During the first fiscal quarter of 1996, the Registrant recognized $200,000 in revenue. In addition, as a result of the licensing transaction, INSO will also pay Microlytics future on-going royalties and payments for development contracts.


NOTE 7:  RESEARCH AND DEVELOPMENT FINANCING ARRANGEMENT

       In 1991, the Registrant received a nonrefundable cash receipt of $690,000 from a research and development limited partnership under a technology purchase agreement. Under the terms of the agreement, the limited partnership purchased the rights to certain software from the Registrant and licensed it to the Registrant on an exclusive basis until September of 1993. Two stockholders, Mr. Weiner and Xerox Corporation, are also limited partners and accordingly, this agreement is accounted for as a financing arrangement. During the first fiscal quarter of 1996, $18,000 of deferred revenue has been recognized under the agreement as offsets to royalty expense recorded for the same period. During the first fiscal quarter of 1995, the Registrant recognized $230,000 of deferred revenue due to revised revenue projections for future periods. The agreement expired in June 1995, and was automatically renewed for one year.

NOTE 8:  NOTE RECEIVABLE AND SALE OF AFFILIATED COMPANY

On July 8, 1994, the Registrant entered into an agreement to sell its forty percent (40%) partnership interest in EuroTronics to Conway New York, Inc., a Delaware corporation ("Conway") for $3.125 million. Prior to that time, under the terms of certain agreements, Microlytics earned a royalty on sales made by the joint venture, paid quarterly, and the Registrant received a dividend equal to forty percent (40%) of the net income of the joint venture, if any, paid annually. Additionally, on July 8, 1994, Microlytics entered into a certain agreement with Edmark, to modify certain provisions of the technology and distribution license (the "Modification Agreement") whereby, among other things, Microlytics will continue to receive royalties from EuroTronics for the use of certain of Microlytics' technologies.

In connection with the sale, the Company received $1 million in July 1994, and $500,000 during the third fiscal quarter of 1995. The remaining $1.625 million will be paid $500,000 in August 1995 and $1.125 million over the following two years. The $1.125 million future payment has been recorded, after discount, as a long term note receivable. All payment obligations of Conway are guaranteed by Strafor Facom S.A.

As a result of the above-referenced transaction, $1.856 million of net earnings was recognized by the Company during the second and third fiscal quarters of 1995. This amount represents the net of the aggregate purchase price of $3.125 million less previously recorded equity earnings of $859,000, an imputed interest discount at 8% of $256,000, and expenses related to this transaction of $154,000. The $256,000 imputed interest discount will be recognized as interest income over the life of the note.


NOTE 9:  PREFERRED STOCK REDEMPTION

During the first quarter of fiscal year 1996, the Company exercised its rights and redeemed all of the issued and outstanding shares of preferred stock, par value $1.00 per share. Pursuant to the provisions of the Company's Certificate of Incorporation, as amended, the Company issued ten (10) shares of its common stock for each such share of preferred stock redeemed. As a result, the Company issued 29,608,540 shares of its common stock to the holders of its preferred stock.


NOTE 10:  EQUITY INFUSION

In June, 1995, the Company entered into certain Stock Purchase Agreements with certain affiliates of Unterberg Harris (the "New Investors"), a technology-focused investment banking firm, whereby the New Investors provided $2.5 million of immediate capital to the Company in exchange for 31,250,000 shares of the Company's common stock. This capital will be used by the Company in connection with the product development of MicroPages and for operating cash flow. Pursuant to the terms and conditions of the transaction, the New Investors, together with Xerox Corporation ("Xerox") and Renaissance Capital Partners, Ltd. ("Renaissance"), were granted a "right of first offer". As a result, in the event that the Company desires to issue additional shares of its common stock in a private offering, other than in accordance with its incentive stock option plans or pursuant to the terms and conditions of the warrants and options currently outstanding, and such issuance would dilute the holdings of any New Investor, Xerox or Renaissance by more than 10%, then such diluted shareholder has the right to acquire a portion of such shares such that immediately after the exercise of the right of first offer and the corresponding issuance by the Company, no such dilution would have occurred to such shareholder.

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Revenues for the three months ended June 30, 1995 were $.5 million or 48% less than the $.9 million for the quarter ended June 30, 1994. The Company's strategic change in focus from an original equipment manufacturer to a technology-based electronic publishing company was primarily responsible for this planned decreased in revenues. The Company recorded its first royalty revenues from the MicroPages product line during the first fiscal quarter of 1996 and successfully negotiated long-term relationships with key partners who will contribute to attainment of full year revenue performance. The Company recognized no deferred revenue in the first quarter of fiscal 1996 versus $230,000 for the same period of fiscal 1995 which was a result of projections associated with its research and development financing arrangements.

         Gross profit of $.2 million and $.7 million, respectively, for the three months ended June 30, 1995 and June 30, 1994, represent a year over year decrease of approximately 72% in gross profit. Gross profit as a percentage of revenue decreased to 43% during this reporting period as compared to 80% for the same period last year. This decrease in gross profit as a percentage of revenue was primarily attributable to the sale of the Company's 40% partnership interest in EuroTronics in July, 1994, and the recognition of the deferred revenue discussed above, which had no associated cost of goods sold.

         Operating expenses of $.5 million for the quarter ended June 30, 1995 represent a decrease of 32% from the $.7 million in the same quarter last year. The continued decline in selling, general and administrative expenses resulted from the reductions and cost controls put in place by management and the transition to a technology-based electronic publishing company.

         Loss from operations was $280,000 at June 30, 1995 compared to an income from operations of $11,000 reported at June 30, 1994. This anticipated loss was the result of decreased revenues and gross profit during the Company's strategic shift in focus to MicroPages.

         Interest expense during the first fiscal quarter of 1996 was $44,000 compared to $89,000 for the same period last year, representing a 51% decrease. This decrease was primarily the result of the $2.9 million conversion of debt to equity by two of the Registrant's convertible debenture holders.

         The net loss at June 30, 1995 of $303,000 is compared to a net income of $4.9 million for the same period last year. An extraordinary item reported in the first fiscal quarter of 1995 in the amount of $5.045 million, resulting from the extinguishment of bank debt and other immaterial items, was the primary factor for reporting significant net income earnings for the three months ended June 30, 1994.


Liquidity

         At March 31, 1995, the Company had a working capital deficit of $1.63 million, as compared to a working capital surplus of $.376 million at June 30, 1995. This favorable change was primarily the result of the infusion of $2.5 million of capital due to the Stock Purchase Agreements with certain affiliates of Unterberg Harris. See Note 10 of "Notes to Consolidated Financial Statements".

         The Company continues to seek additional sources of cash and working capital. These efforts include the sale of its common stock, preferred stock, or additional long term debt, which the Company expects would be convertible to shares of, or have warrants attached to purchase additional shares of, the Company's common stock.

         Management anticipates that these sources will provide sufficient working capital to operate its business, to make expected capital expenditures and to continue development of its MicroPages technology.


Capital Resources

         During the three month period ended June 30, 1995, the Company, through its subsidiary Microlytics, invested $88,000 in capitalized software. This software provides programming for both future and current products licensed to other companies and used in the Company's current and future electronic reference products.

               PART II. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       (a)     Exhibits

               3.1 Certificate of Incorporation of the Company, as filed with the Office of Secretary of State of the State of Delaware on December 20, 1989, filed as Exhibit 3.1 with the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

               3.2 Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Office of Secretary of State of the State of Delaware on January 23, 1990, filed as
                    Exhibit 3.2 with the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

               3.3 Certificate of Amendment of Certificate of Incorporation of the Company as filed with the office of Secretary of the State of Delaware on December 17, 1992, filed as Exhibit 3.3 with the Annual Report on Form 10-KSB for the year ended March 31, 1995 and incorporated herein by reference.

               3.4 Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Office of Secretary of State of the State of Delaware on March 30, 1994, filed as Exhibit
                    3.3 with the Annual Report on Form 10-KSB for the year ended March 31, 1994, and incorporated herein by reference

               3.5 By-Laws of the Company, filed as Exhibit 3.3 with the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

               4.1 Agreement and Plan of Merger, dated as of December 29, 1989, by and among the Company, Microlytics, Inc. and Selectronics Acquisition Corporation, filed as Exhibit 2.1 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

               4.2 Form of 110% Warrant, filed as Exhibit 2.2 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

               4.3 Form of 115% Warrant, filed as Exhibit 2.3 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

               4.4 Agreement and Plan of Merger, dated January 24, 1990, by and between the Company and Selectronics, Inc., a Delaware corporation, filed as Exhibit 2.4 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

               4.5 Stock Exchange Agreement, dated March 30, 1990, by and among the Company and all of the shareholders of Xiamax Corporation, filed as Exhibit 2.5 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

               4.6 Convertible Debenture Loan Agreement, and Convertible Debenture, dated as of December 28, 1990, by and between the Company, Microlytics, Inc. and Renaissance Capital Partners, Ltd., filed as Exhibit 4.6 with the Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.

               4.7 Convertible Debenture Loan Agreement, and Convertible Debenture, dated as of October 15, 1991, by and between the Company and Fuji Xerox Co., Ltd., filed as Exhibit 4.7 with the Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference.

               4.8 Convertible Debenture Loan Agreement, and Convertible Debenture, dated as of March 16, 1992, by and between the Company and Fuji Xerox Co., Ltd., filed as Exhibit 4.8 with the Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference.

               4.9  Form of Preferred Stock Certificate of Registrant,  filed as
                    Exhibit 4.9 to the Annual Report on Form 10-KSB for the year ended March 31, 1994, and incorporated herein by reference.

               10.1 Stock  Purchase  Agreement,  dated as of October  31,  1989, between Microlytics, Inc. and Xerox Corporation through its Xerox Venture Capital Fund Division, filed as Exhibit 10.1 with the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

               10.2 Amended  Licensing  Agreement,  dated  as of May  24,  1988, between Microlytics,  Inc. and the Company, filed as Exhibit
                    10.2 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

               10.3 Joint Venture  Agreement,  dated as of May 24, 1988, between
                    Microlytics, Inc. and the Company, filed as Exhibit 10.3 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

               10.4 Consulting  Agreement,  dated as of March 20, 1989,  between the Company and Michael D. Plitman, filed as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

               10.5 Consultation  and  Non-Competition  Agreement,  dated  as of
                    August 24, 1988, between the Company and Stephen R. Nagel, filed as Exhibit 10.6 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

               10.6 Research and Development Agreement,  dated as of October 31,
                    1988, between  Microlytics,  Inc. and the Company,  filed as
                    Exhibit 10.7 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

               10.7 Purchase Option Agreement,  dated October 31, 1988,  between
                    Microlytics, Inc. and the Company, including form of Technology Purchase Agreement, filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

               10.8 License Option  Agreement,  dated October 31, 1988,  between
                    Microlytics, Inc. and the Company, filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

               10.9 Stock Purchase  Agreement,  dated February 7, 1989,  between
                    Xerox  Corporation  through its Xerox  Venture  Capital Fund
                    Division and the Company, filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.10 Credit Agreement, dated April 29, 1989, by and among Xerox Corporation through its Xerox Venture Capital Fund Division, the Company and Stephen R. Nagel, filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.11 Revolving Credit Agreement, Security Agreement, and Promissory Note, dated as of December 27, 1988, between the Company and National City Bank of Minneapolis, filed as
                    Exhibit 10.12 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.12 Letter from National City Bank of Minneapolis, amending Revolving Credit Agreement, Security Agreement, and Promissory Note, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.13 Amendment to Revolving Credit Agreement, Revolving Note, and Security Agreement, dated as of September 25, 1990, by and between the Company and National City Bank of Minneapolis, filed as Exhibit 10.13 with the Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference.

           10.14 Settlement Agreement, dated as of June 13, 1991, by and between the Company and National City Bank of Minneapolis, filed as Exhibit 10.14 with the Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference.

           10.15 Offering Basis Line of Credit Agreement, dated March 16, 1990, by and between Microlytics, Inc. and Central Trust Company, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

           10.16 Form of Annex to Purchase Order, filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.17 Employment Agreement, dated April 2, 1990, by and between the Company and H.E. James Finke, filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.18 Employment Agreement, dated August 18, 1989 by and between Microlytics and Michael L. Weiner, filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.19 Registration Rights Agreement, dated March 30, 1990, by and among the Company and the former shareholders of Xiamax Corporation, filed as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.20    The  Company's  Stock Option Plan of 1988,  filed as Exhibit
                    4.1 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.21 Form of Incentive Stock Option Agreement for the Company's Stock Option Plan of 1988, filed as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.22 Stock Option Agreement between the Company and Lee Breslow, filed as Exhibit 4.3 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.23 Stock Option Agreement between the Company and the non-employee directors, filed as Exhibit 4.4 to the Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

           10.24    Microlytics,  Inc.  Incentive  Stock Option  Plan,  filed as
                    Exhibit 10.22 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

           10.25 Form of Microlytics, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.23 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

           10.26    The  Company's  Stock Option Plan of 1990,  filed as Exhibit
                    10.24 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

           10.27 Form of the Company's Incentive Stock Option Agreement, filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.

           10.28 Stock Purchase Agreement, dated as of November 28, 1990, by and between the Company and Xerox Corporation, filed as
                    Exhibit 10.28 to the Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.

           10.29 Indemnification and Mutual Representation Agreement, dated July 29, 1991, by and between the Company and Stephen R. Nagel, filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.

           10.30 Registration Rights Agreement, dated as of December 28, 1990, by and between the Company and Renaissance Capital Partners, Ltd., filed as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.

           10.31 Joint Venture Agreement dated as of June 26, 1991, by and between Edmark, Inc. and the Company, filed as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.

           10.32 Technology License Agreement, dated June 26, 1991, by and between Microlytics, Inc. and Edmark, Inc., filed as Exhibit
                    10.32 to the Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.

           10.33 Basic Agreement for Distribution and Technology License Agreement, dated as of September 18, 1991, as amended as of March 5, 1992, by and among the Company, Microlytics, Inc., and Fuji Xerox Co., Ltd., filed as Exhibit 10.33 with the Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference.

           10.34 Basic Agreement for Distribution and Technology License Agreement, dated as of March 5, 1992, by and between Selectronics Japan Kabushiki Kaisha and Fuji Xerox Co., Ltd., filed as Exhibit 10.34 with the Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference.

           10.35 Settlement Agreement, dated as of June 30, 1992, by and between the Company and Amway Corporation, filed as Exhibit
                    10.35 with the Annual Report on Form 10-KSB for the year ended March 31, 1993 and incorporated herein by reference.

           10.36 Amendment to the Company's Stock Option Plan of 1990, filed as Exhibit 10.36 with the Annual Report on Form 10-KSB for the year ended March 31, 1993 and incorporated herein by reference.

           10.37 License Agreement, dated February 23, 1994, by and among the Company, Microlytics and Houghton Mifflin Company, filed as
                    Exhibit 10.37 to the Annual Report on Form 10-KSB for the year ended March 31, 1994, and incorporated herein by reference.

           10.38 Letter Agreement, dated March 2, 1994, by and among the Company, Microlytics and Renaissance Capital Partners, Ltd., filed as Exhibit 10.38 to the Annual Report on Form 10-KSB for the year ended March 31, 1994, and incorporated herein by reference.

           10.39 Letter Agreement, dated March 2, 1994, by and among the Company, Microlytics and Xerox Corporation, filed as Exhibit
                    10.39 to the Annual Report on Form 10-KSB for the year ended March 31, 1994, and incorporated herein by reference.

           10.40 Settlement Agreement, dated March 3, 1994, by and among the Company, Microlytics and Manufacturers & Traders Trust Company, filed as Exhibit 10.40 to the Annual Report on Form 10-KSB for the year ended March 31, 1994, and incorporated herein by reference.

           10.41 Modification Agreement, dated as of July 8, 1994, by and between Microlytics, Inc. and Edmark, Inc., filed as Exhibit 10 with the Company's current report on Form 8-K dated July 22, 1994, and incorporated herein by reference.

           10.42 Settlement Agreement, dated March 9, 1995, by and among the Company, Microlytics, Inc., and UFO Systems, Inc., filed as
                    Exhibit 10.42 with the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995, and incorporated herein by reference.

           10.43 Common Stock Purchase Agreement, dated June 22, 1995, by and among the Company, Unterberg Harris Private Equity Partners, L.P., Unterberg Harris Private Equity Partners, C.V., and Unterberg Harris Interactive Media Limited Partnership, C.V., filed as Exhibit 10.43 with the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995, and incorporated herein by reference.

           10.44 Stockholder Voting Agreement, dated June 22, 1995, by and among the Company, Xerox Corporation, Renaissance Capital Partners, Ltd., Unterberg Harris Private Equity Partners, L.P., Unterberg Harris Private Equity Partners, C.V., and Unterberg Harris Interactive Media Limited Partnership, C.V., filed as Exhibit 10.44 with the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995, and incorporated herein by reference.

     (b) The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               SELECTRONICS, INC.


                               By:  /s/   Roy W. Haythorn
                                   Roy W. Haythorn,
                                   Chairman of the Board,
                                   President and Chief Executive Officer



                               By:  /s/   Gregory J. Gordon
                                   Gregory J. Gordon
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)



August 11, 1995