Form 10QSB
period 1995-09-30
SELECTRONICS INC
filed 1995-11-14
CIK 733472

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 1995

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

                                 (716) 248-9150
               Registrant's telephone number, including area code


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

__X___ YES        _____ NO


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                           Outstanding as of September 30, 1995

Common Stock, $0.01 par value                   112,722,403 shares

                               SELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        September 30 and March 31, 1995
         (Dollars rounded to nearest thousand, except, per share data)

Assets                                                September 30         March 31
                                                       (Unaudited)         (Audited)
Current assets:
     Cash                                              $    585,000      $     46,000
     Accounts receivable, less allowance for
     doubtful accounts of $9 and $9, respectively           327,000            64,000
     Notes receivable, current position                       6,000           463,000
     Inventories, net                                         5,000             6,000
     Prepaid royalties                                       38,000            42,000
     Escrow account                                          87,000            90,000
     Officer Loan                                           122,000              --
     Other current assets                                    33,000            63,000
                                                       ------------      ------------
         Total current assets                             1,203,000           774,000

Property and equipment, net                                 237,000           100,000
Capitalized software, net of accumulated
   amortization of $9,132 and $8,892, respectively          362,000           434,000
Notes receivable; long term                                 930,000           924,000
                                                       ------------      ------------
Total Assets                                           $  2,732,000      $  2,232,000
                                                       ============      ============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Notes payable                                     $     92,000      $    100,000
     Shareholder advance                                       --             585,000
     Accounts payable                                       846,000         1,206,000
     Accrued expenses                                       290,000           292,000
     Royalties payable                                      121,000           221,000
                                                       ------------      ------------
         Total current Liabilities                        1,349,000         2,404,000

Term Loan                                                   200,000           200,000
Convertible Notes Payable                                 1,400,000         1,400,000
Deferred revenue                                            800,000         1,200,000
Research and development financing arrangement               80,000           106,000
                                                       ------------      ------------
     Total Liabilities                                    3,829,000         5,310,000

Stockholders' Equity (Deficit):
Common stock, $.01 par value; 125,000,000
     shares authorized; 115,976,416 and 53,508,004
     shares issued, respectively                          1,127,000           503,000
Preferred stock, $1 par value, 5,000,000 shares
     authorized; none and 2,960,854  issued,
     respectively                                              --           2,961,000
Additional paid-in capital                               18,009,000        13,179,000
Accumulated deficit                                     (20,516,000)      (20,004,000)
Treasury stock, 3,254,013 shares, respectively              283,000           283,000
                                                       ------------      ------------
     Total Stockholders' Equity (Deficit)                (1,097,000)       (3,078,000)
                                                       ------------      ------------

Total Liabilities and Stockholder's
     Equity (Deficit)                                  $  2,732,000      $  2,232,000
                                                       ============      ============

          See accompanying notes to consolidated financial statements.

                               SELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars rounded to nearest thousand, except per share data)
                                  (Unaudited)

         For the three and six months ended September 30, 1995 and 1994

                                                   Three Months                           Six Months
                                             1995              1994                1995               1994
Royalty revenue                         $     642,000      $     525,000      $   1,040,000      $   1,186,000
Development revenue                            65,000               --              112,000               --
Financing arrangement                           9,000            236,000             27,000            466,000
                                        -------------      -------------      -------------      -------------
     Total Revenues                           716,000            761,000          1,179,000          1,652,000

Cost of revenues                              348,000            209,000            611,000            388,000
                                        -------------      -------------      -------------      -------------

     Gross profit                             368,000            552,000            568,000          1,264,000

Operating expenses:
     Selling, general and
         administrative                       462,000            462,000            871,000          1,082,000
     Research and development                 139,000             87,000            210,000            168,000
                                        -------------      -------------      -------------      -------------
Total operating expenses                      601,000            549,000          1,081,000          1,250,000
                                        -------------      -------------      -------------      -------------
Income (loss) from operations                (233,000)             3,000           (513,000)            14,000

Other income (expense):
     Interest income (expense), net            18,000            (27,000)           (26,000)           (97,000)
     Income tax expense                          --                 --               (6,000)           (41,000)
     Net earnings from sale
        of affiliate                             --            1,867,000               --            1,867,000
     Other expenses                              --              (44,000)              --              (63,000)
                                        -------------      -------------      -------------      -------------
                                               18,000          1,796,000            (32,000)         1,666,000
     Income (loss) before
         extraordinary item                  (215,000)         1,799,000           (545,000)         1,680,000

Extraordinary gain on
     extinguishment of debt                     6,000              9,000             33,000          5,054,000
                                        -------------      -------------      -------------      -------------

Net income (loss)                       $    (209,000)     $   1,808,000      $    (512,000)     $   6,734,000
                                        =============      =============      =============      =============

Net income (loss) per common share:

Primary: Income (loss) before
     extraordinary item:                        (.005)              .035              (.006)              .032
     Extraordinary item                           nil                nil                nil               .097
                                        -------------      -------------      -------------      -------------
     Net Income (Loss)                          (.005)              .035              (.006)              .129
                                        =============      =============      =============      =============

Weighted average shares
     outstanding                          116,898.467         52,106,408         89,428,594         51,893,229

Fully Diluted: Income before
     extraordinary item:                                            .021                                  .019
     Extraordinary item                                              nil                                  .058
                                                           -------------                         -------------
     Net Income                                                     .021                                  .077
                                                           =============                         =============

Weighted average shares
     outstanding                                              87,341,817                            87,128,638

See accompanying notes to consolidated financial statements.

                               SELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Dollars rounded to nearest thousand, except share and per share data)
                                  (Unaudited)

              For the six months ended September 30, 1995 and 1994

                                                                          1995          1994
Cash flows from operating activities:
     Net Income (loss)                                                $    (512)     $   6,734
     Adjustments to reconcile net income to cash:
         Depreciation and amortization                                      257            268
         Amortization of deferred credits                                  (400)          (409)
         Issuance of stock for services                                      52              2
         Gain on extinguishment of debt                                     (27)        (5,054)
         Undistributed earnings in affiliate                               --              859
         Change in assets and liabilities:
              (Increase) decrease in:
                Escrow                                                        3          1,007
                Accounts receivable                                        (263)        (1,818)
                Notes receivable                                            451           --
                Inventories                                                   1             52
                Officer  loan                                              (122)          --
                Other assets                                                 30             42
                Prepaid royalties                                             4             70
              (Decrease) increase in:
                Accounts payable                                           (333)          (500)
                Accrued liabilities                                         (10)           (77)
                Royalties payable                                          (100)          (100)
                R&D Financing                                               (26)          (466)
                                                                      ---------      ---------

              Cash flows provided (used) by operating activities           (995)           610

Cash flows from investing activities:
     Capital expenditures                                                  (154)           (61)
     Additions to capitalized software                                     (168)          (208)
                                                                      ---------      ---------
              Cash flows provided (used) by investing activities:          (322)          (269)

Cash flows from financing activities:
     Shareholder advance                                                   (585)          (260)
     Net proceeds sale of stock                                           2,441             12
                                                                      ---------      ---------
              Cash flows provided (used) by  financing activities         1,856           (248)

Increase (decrease) in cash                                                 539             93
Cash beginning of period                                                     46            159
                                                                      ---------      ---------
Cash end of period                                                    $     585      $     252
                                                                      =========      =========


Supplemental disclosure of cash flow information:
     Cash paid during the quarter for interest                        $      92           --
                                                                      =========      =========

                               SELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                    For the quarter ended September 30, 1995

NOTE 1:  BASIS OF PRESENTATION

     The financial statements included herein have been prepared by the Registrant, (also referred to herein as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended March 31, 1994 and the notes thereto included in the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Dollar amounts, except per share amounts, have been rounded to the nearest thousand.


NOTE 2:  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

     (Dollars in Thousands)                 September 30         March 31
                                            (Unaudited)          (Audited)

     Accounts receivable                      $336,000            $73,000
     Allowance for doubtful accounts
          and returns                           (9,000)            (9,000)
                                              --------            -------

                                              $327,000            $64,000
                                              ========            =======

NOTE 3:  INVENTORIES

     Inventories consist of the following:

     (Dollars in Thousands)                 September 30         March 31
                                            (Unaudited)         (Audited)

       Finished product                       $ 15,000            $15,000
       Valuation allowances                    (10,000)            (9,000)
                                              --------          ---------

                                               $ 5,000            $ 6,000
                                              ========           ========

NOTE 4:  ESCROW ACCOUNT


As of March 31, 1995 and 1994, the Registrant had approximately $90,000 and $1,100,000, respectively, in an escrow account as part of its license with Houghton Mifflin Company ("Houghton Mifflin"), which agreement was subsequently assigned by Houghton Mifflin to its spin-off, INSO Corporation ("INSO"), formerly known as InfoSoft International, Inc. At September 30, 1995, the balance in the escrow account was $87,000. The amounts withdrawn from the escrow account were primarily used to reduce the outstanding accounts payable of the Registrant. The remaining cash will be released when certain conditions subsequent to the transaction have been satisfied. The Registrant anticipates that the conditions subsequent to the transaction will be satisfied and the remaining cash will be released from escrow in fiscal 1996.



NOTE 5:  PROPERTY AND EQUIPMENT


     Property and equipment consists of the following:

     (Dollars in Thousands)                 September 30         March 31
                                             (Unaudited)         (Audited)

     Tools, dies and moldings                  $221,000          $221,000
     Furniture and equipment                  1,181,000         1,028,000
     Leasehold improvements                     108,000           107,000
                                            -----------        ----------
                                              1,510,000         1,356,000

     Less:  accumulated depreciation         (1,273,000)       (1,256,000)
                                            -----------       -----------

                                              $ 237,000         $ 100,000
                                            ===========        ==========


NOTE 6:  DEFERRED REVENUE

As of March 31, 1994, the Registrant deferred the recognition of $2 million of revenue relating to cash received as part of the agreement between Microlytics and INSO. The recognition of this revenue will be deferred until future periods as earned. During each of the first and second fiscal quarters of 1996, the Registrant recognized $200,000 of deferred revenue. In addition, as a result of the licensing transaction, INSO will also pay Microlytics future on-going royalties and payments for development contracts.


NOTE 7:  RESEARCH AND DEVELOPMENT FINANCING AGREEMENT

In 1991, the Registrant received a nonrefundable cash receipt of $690,000 from a research and development limited partnership under a technology purchase agreement. Under the terms of the agreement, the limited partnership purchased the rights to certain software from the Registrant and licensed it to the Registrant on an exclusive basis until September of 1993. Two stockholders, Mr. Weiner and Xerox Corporation, are also limited partners and accordingly, this agreement is accounted for as a financing arrangement. During the first and second fiscal quarters of 1995, the Company recognized $230,000 and $236,000, respectfully, of deferred revenue due to revised revenue projections for future periods. During the first and second fiscal quarters of 1996, $18,000 and $9,000, respectively, of deferred revenue has been recognized under the agreement as offsets to royalty expense recorded for the same periods. The agreement expired in June 1995, and was automatically renewed for one year.

NOTE 8:  NOTE RECEIVABLE AND SALE OF AFFILIATED COMPANY

On July 8, 1994, the Registrant entered into an agreement to sell its forty percent (40%) partnership interest in a European joint venture named EuroTronics Company ("Eurotronics") to Conway New York, Inc., a Delaware corporation ("Conway") for $3.125 million. Prior to that time, under the terms of certain agreements, Microlytics earned a royalty on sales made by the joint venture, paid quarterly, and the Registrant received a dividend equal to forty percent (40%) of the net income of the joint venture, if any, paid annually. On July 8, 1994, Microlytics entered into a certain agreement with Edmark, Inc. a Delaware corporation and a partner in Eurotronics, to modify certain provisions of the technology and distribution license (the "Modification Agreement") whereby, among other things, Microlytics will continue to receive royalties from EuroTronics for the use of certain of Microlytics' technologies.

In connection with the sale, the Company received $1 million in July 1994, $500,000 during the third quarter of fiscal 1995, and $500,000 during the second quarter of fiscal 1996. The remaining $1.125 million will be paid $500,000 in August 1996 and $625,000 in August 1997. The $1.125 million future payment has been recorded, after discount, as a long term note receivable. All payment obligations of Conway are guaranteed by Strafor Facom S.A.

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

            PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the three months and six months ended September 30, 1995 were $716,000 and $1.2 million, or 6% and 29% less than the $761,000 and $1.7 million, respectively, for the three months and six months ended September 30, 1994. The year over year changes were primarily the result of the Company's strategic change in focus to its growing MicroPages business. During the first and second quarters of fiscal 1996, the Company recorded $13,000 and $266,000, respectively, of revenue from the MicroPages product line, as compared to $8,000 and $44,000 for the same period in the prior year. Another factor for the year over year changes was the Company's inability to recognize certain extraordinary events that positively influenced total revenues and net income last year. The Company recognized $9,000 and $27,000 of deferred revenue in accordance with the research and development financing arrangement for the three and six months ended September 30, 1995, as compared to $236,000 and $466,000 for the same periods last year. The deferred revenue recorded for the three and six months ended September 30, 1994 were the result of revised royalty estimates.

Gross profit of $368,000 and $568,000, for the three months and six months ended September 30, 1995, respectively, was approximately 33% and 55% less than the gross profit recorded in the same periods last year. Gross profit as a percentage of revenue decreased from 73% and 77% for the three and six months ended September 30, 1994, to 51% and 48%, respectively for the same periods ended September 30, 1995. This decrease in gross profit as a percentage of revenue was primarily attributable to the sale of the Company's 40% partnership interest in EuroTronics in July, 1994, and the recognition of the deferred revenue discussed above, which had no associated cost of goods sold. In addition, capitalized software amortization expense was $20,000 greater in each of the first and second quarters of fiscal 1996 than the same periods in fiscal 1995.

Operating expenses of $601,000 and $1.1 million, for the three month and six month periods ended September 30, 1995, represent an increase and decrease of 9% and 14%, respectively, from the $549,000 and $1.3 million recorded for the same periods last year. While continuing to control its selling, general, and administrative expenses during the first three and six month periods of fiscal 1996, the Company increased its research and development expenditures relating to its MicroPages product line in the second quarter of fiscal 1996.

Loss from operations was $233,000 and $513,000 for the three and six months ended September 30, 1995, compared to an income from operations of $3,000 and $14,000 reported for the same periods last year. This anticipated loss was the result of decreased revenues and gross profit during the Company's strategic shift in focus described above, while increasing its MicroPages development expenditures.

During the three and six months ended September 30, 1995, the Company had net interest income of $18,000 and net interest expense of $26,000, respectively, as compared to net interest expense of $27,000 and $97,000, respectively, for the three and six months ended September 30, 1994. This decrease in interest income expense was primarily the result of the $2.9 million conversion of debt to equity by two of the Registrant's convertible debenture holders. Interest income was recorded due to the sale of the Company's 40% partnership interest in EuroTronics in July, 1994, and the investment of a portion of the equity infusion into the Company in June, 1995. See Notes 8 and 10 of "Notes to Consolidated Financial Statements."

The Company recorded a loss before extraordinary item of $215,000 and $545,000, respectively, for the three and six months ended September 30, 1995 compared to a gain before extraordinary item of $1.8 million and $1.7 million, respectively, for the same periods last year. The gain before extraordinary item was primarily a result of the Company's sale of EuroTronics which took place during the three months ended September 30, 1994.

As a result of the factors discussed above, the Company recorded a net loss for the three and six months ended September 30, 1995 of $209,000 and $512,000, respectively, as compared to net income of $1.8 million and $6.7 million for the same periods last year. An extraordinary item reported in the first quarter of fiscal 1995 in the amount of $5.045 million, resulting from extinguishment of bank debt and other immaterial items, was the primary factor contributing to a significant net income for the six months ended September 30, 1994.


Liquidity

From March 31, 1995 to September 30, 1995, the Company's working capital deficit decreased from $1.6 million to $146,000. This favorable decrease was primarily the result of the infusion of $2.5 million of capital due to the Stock Purchase Agreements with certain affiliates of Unterberg Harris. See Note 10 of "Notes to Consolidated Financial Statements."

The Company continues to seek additional sources of cash and working capital. These efforts include the sale of its common stock, preferred stock, or additional long term debt, which the Company expects would be convertible to shares of, or have warrants attached to purchase additional shares of, the Company's common stock.


Capital Resources

During the three and six month periods ended September 30, 1995, the Company, through its subsidiary Microlytics, invested $80,000 and $168,000, respectively, in capitalized software. This software provides programming for both future and current products licensed to other companies and used in the Company's current and future electronic products.



                          PART 2. - OTHER INFORMATION


ITEM 4    Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of the Company which was held on August 29, 1995, Roy W. Haythorn, Elroy G. Roelke, Donald E. Riley, Robert C. Harris, Jr., and Arthur M. Richardson were all elected as directors of the Company for a term of one (1) year, and Coopers & Lybrand was elected as independent accountants of the Company for the year ending March 31, 1996. Of the total of 111,316,377 shares of common stock outstanding and eligible to vote at the Annual Meeting, approximately 73.24 million shares were voted in favor of the election of each of the elected directors, and the authority to vote approximately 88,000 shares were withheld for each of the directors. In addition, approximately 73.24 million shares of common stock were voted in favor of the election of Coopers & Lybrand as independent accountants of the Company, 31,325 shares of common stock were voted against such election, and 69,300 shares of common stock abstained from the vote.

ITEM 6    Exhibits and Reports on Form 8-K

 (a) Exhibits

     2.1 Partnership Purchase Agreement, dated as of July 8, 1994, by and among the Company, Conway New York, Inc., Edmark, Inc. and EuroDirect Marketing, Inc., filed as Exhibit 2 with the Company's current report on Form 8-K, dated July 22, 1994, and incorporated herein by reference.

     3.1 Certificate of Incorporation of the Company, as filed with the Office of Secretary of State of the State of Delaware on December 20, 1989, filed as Exhibit 3.1 with the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

     3.2 Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Office of Secretary of State of the State of Delaware on January 23, 1990, filed as Exhibit 3.2 with the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

     3.3 Certificate of Amendment of Certificate of Incorporation of the Company as filed with the office of Secretary of the State of Delaware on December 17, 1992, filed as Exhibit 3.3 to the Annual Report on Form 10-KSB for the year ended March 31, 1995, and incorporated herein by reference.

     3.4 Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Office of Secretary of State of the State of Delaware on March 30, 1994, filed as Exhibit 3.3 with the Annual Report on Form 10-KSB for the year ended March 31, 1994, and incorporated herein by reference.

     3.5 By-Laws of the Company, filed as Exhibit 3.3 with the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

     4.1 Agreement and Plan of Merger, dated as of December 29, 1989, by and among the Company, Microlytics, Inc. and Selectronics Acquisition Corporation, filed as Exhibit 2.1 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

     4.2 Form of 110% Warrant, filed as Exhibit 2.2 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

     4.3 Form of 115% Warrant, filed as Exhibit 2.3 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

     4.4 Agreement and Plan of Merger, dated January 24, 1990, by and between the Company and Selectronics, Inc., a Delaware corporation, filed as
          Exhibit 2.4 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

     4.5 Stock Exchange Agreement, dated March 30, 1990, by and among the Company and all of the shareholders of Xiamax Corporation, filed as
          Exhibit 2.5 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

     4.6 Convertible Debenture Loan Agreement, and Convertible Debenture, dated as of December 28, 1990, by and between the Company, Microlytics, Inc. and Renaissance Capital Partners, Ltd., filed as Exhibit 4.6 with the Annual Report on Form 10-K for the year ended March 31, 1991, and incorporated herein by reference.

     4.7 Convertible Debenture Loan Agreement, and Convertible Debenture, dated as of October 15, 1991, by and between the Company and Fuji Xerox Co., Ltd., filed as Exhibit 4.7 with the Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

     4.8 Convertible Debenture Loan Agreement, and Convertible Debenture, dated as of March 16, 1992, by and between the Company and Fuji Xerox Co., Ltd., filed as Exhibit 4.8 with the Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

     4.9  Form of Preferred  Stock  Certificate of Registrant,  filed as Exhibit
          4.9 to the Annual Report on Form 10-KSB for the year ended March 31, 1994, and incorporated herein by reference.

     10.1 Stock Purchase Agreement, dated as of October 31, 1989, between Microlytics, Inc. and Xerox Corporation through its Xerox Venture Capital Fund Division, filed as Exhibit 10.1 with the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

     10.2 Amended Licensing Agreement, dated as of May 24, 1988, between Microlytics, Inc. and the Company, filed as Exhibit 10.2 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

     10.3 Joint Venture Agreement, dated as of May 24, 1988, between Microlytics, Inc. and the Company, filed as Exhibit 10.3 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

     10.4 Consulting Agreement, dated as of March 20, 1989, between the Company and Michael D. Plitman, filed as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

     10.5 Consultation and Non-Competition Agreement, dated as of August 24, 1988, between the Company and Stephen R. Nagel, filed as Exhibit 10.6 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

     10.6 Research and Development Agreement, dated as of October 31, 1988, between Microlytics, Inc. and the Company, filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

     10.7 Purchase   Option   Agreement,   dated   October  31,  1988,   between
          Microlytics, Inc. and the Company, including form of Technology Purchase Agreement, filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

     10.8 License Option Agreement, dated October 31, 1988, between Microlytics, Inc. and the Company, filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

     10.9 Stock Purchase Agreement, dated February 7, 1989, between Xerox Corporation through its Xerox Venture Capital Fund Division and the Company, filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.10 Credit Agreement, dated April 29, 1989, by and among Xerox Corporation through its Xerox Venture Capital Fund Division, the Company and Stephen R. Nagel, filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.11 Revolving Credit Agreement, Security Agreement, and Promissory Note, dated as of December 27, 1988, between the Company and National City Bank of Minneapolis, filed as Exhibit 10.12 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.12 Letter from National City Bank of Minneapolis, amending Revolving Credit Agreement, Security Agreement, and Promissory Note, filed as
          Exhibit 10.13
          to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.13 Amendment to Revolving Credit Agreement, Revolving Note, and Security Agreement, dated as of September 25, 1990, by and between the Company and National City Bank of Minneapolis, filed as Exhibit 10.13 with the Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

    10.14 Settlement Agreement, dated as of June 13, 1991, by and between the Company and National City Bank of Minneapolis, filed as Exhibit 10.14 with the Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

    10.15 Offering Basis Line of Credit Agreement, dated March 16, 1990, by and between Microlytics, Inc. and Central Trust Company, filed as Exhibit
          10.13 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

    10.16 Form of Annex to Purchase Order,  filed as Exhibit 10.14 to the Annual
          Report  on  Form  10-K  for  the  year  ended  March  31,  1989,   and
          incorporated herein by reference.

    10.17 Employment Agreement, dated April 2, 1990, by and between the Company and H.E. James Finke, filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.18 Employment   Agreement,   dated   August  18,   1989  by  and  between
          Microlytics and Michael L. Weiner, filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.19 Registration Rights Agreement, dated March 30, 1990, by and among the Company and the former shareholders of Xiamax Corporation, filed as
          Exhibit 10.17 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.20 The Company's Stock Option Plan of 1988, filed as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.21 Form of Incentive Stock Option Agreement for the Company's Stock Option Plan of 1988, filed as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.22 Stock Option Agreement  between the Company and Lee Breslow,  filed as
          Exhibit 4.3 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.23 Stock Option Agreement between the Company and the non-employee directors, filed as Exhibit 4.4 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

    10.24 Microlytics, Inc. Incentive Stock Option Plan, filed as Exhibit 10.22 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

    10.25 Form of Microlytics,  Inc. Incentive Stock Option Agreement,  filed as
          Exhibit 10.23 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

    10.26 The Company's Stock Option Plan of 1990, filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

    10.27 Form of the  Company's  Incentive  Stock  Option  Agreement,  filed as
          Exhibit 10.25 to the Annual Report on Form 10-K for the year ended March 31, 1990, and incorporated herein by reference.

    10.28 Stock Purchase Agreement, dated as of November 28, 1990, by and between the Company and Xerox Corporation, filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended March 31, 1991, and incorporated herein by reference.

    10.29 Indemnification and Mutual Representation Agreement, dated July 29, 1991, by and between the Company and Stephen R. Nagel, filed as
          Exhibit 10.29 to the Annual Report on Form 10-K for the year ended March 31, 1991, and incorporated herein by reference.

    10.30 Registration Rights Agreement, dated as of December 28, 1990, by and between the Company and Renaissance Capital Partners, Ltd., filed as
          Exhibit 10.30 to the Annual Report on Form 10-K for the year ended March 31, 1991, and incorporated herein by reference.

    10.31 Joint Venture Agreement dated as of June 26, 1991, by and between Edmark, Inc. and the Company, filed as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended March 31, 1991, and incorporated herein by reference.

    10.32 Technology License Agreement, dated June 26, 1991, by and between Microlytics, Inc. and Edmark, Inc., filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended March 31, 1991, and incorporated herein by reference.

    10.33 Basic Agreement for Distribution and Technology License Agreement, dated as of September 18, 1991, as amended as of March 5, 1992, by and among the Company, Microlytics, Inc., and Fuji Xerox Co., Ltd., filed as Exhibit 10.33 with the Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

    10.34 Basic Agreement for Distribution and Technology License Agreement, dated as of March 5, 1992, by and between Selectronics Japan Kabushiki Kaisha and Fuji Xerox Co., Ltd., filed as Exhibit 10.34 with the Annual Report on Form 10-K for the year ended March 31, 1992, and incorporated herein by reference.

    10.35 Settlement Agreement, dated as of June 30, 1992, by and between the Company and Amway Corporation, filed as Exhibit 10.35 with the Annual Report on Form 10-KSB for the year ended March 31, 1993, and incorporated herein by reference.

    10.36 Amendment  to the  Company's  Stock  Option  Plan of  1990,  filed  as
          Exhibit 10.36 with the Annual Report on Form 10-KSB for the year ended March 31, 1993, and incorporated herein by reference.

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

    10.42 Settlement Agreement, dated March 9, 1995, by and among the Company, Microlytics, Inc., and UFO Systems, Inc., filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended March 31, 1995, and incorporated herein by reference.

    10.43 Common Stock Purchase Agreement, dated June 22, 1995, by and among the Company, Unterberg Harris Private Equity Partners, L.P., Unterberg Harris Private Equity Partners, C.V., and Unterberg Harris Interactive Media Limited Partnership, C.V. , filed as Exhibit 10.43 to the Annual Report on Form 10-KSB for the year ended March 31, 1995, and incorporated herein by reference.

    10.44 Stockholder Voting Agreement, dated June 22, 1995, by and among the Company, Xerox Corporation, Renaissance Capital Partners, Ltd., Unterberg Harris Private Equity Partners, L.P., Unterberg Harris Private Equity Partners, C.V., and Unterberg Harris Interactive Media Limited Partnership, C.V. , filed as Exhibit 10.44 to the Annual Report on Form 10-KSB for the year ended March 31, 1995, and incorporated herein by reference.

     22.  Subsidiaries of Registrant

 (b) None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SELECTRONICS, INC.


                                       By: /s/ Roy W. Haythorn
                                       ----------------------------------------
                                           Roy W. Haythorn,
                                           Chairman of the Board,
                                           President and Chief Executive Officer



                                        By: /s/ Gregory J. Jordan
                                       ----------------------------------------
                                            Gregory J. Gordon
                                            Vice President, Finance and
                                            Chief Financial Officer




November 10, 1995