Form 10QSB/A
period 1995-09-30
SELECTRONICS INC
filed 1995-11-14
CIK 733472

FORM 10-QSB/A No. 1

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

                               SELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars rounded to nearest thousand, except per share data)
                                  (Unaudited)

         For the three and six months ended September 30, 1995 and 1994

                                                   Three Months                           Six Months
                                             1995              1994                1995               1994
Royalty revenue                         $     642,000      $     525,000      $   1,040,000      $   1,186,000
Development revenue                            65,000               --              112,000               --
Financing arrangement                           9,000            236,000             27,000            466,000
                                        -------------      -------------      -------------      -------------
     Total Revenues                           716,000            761,000          1,179,000          1,652,000

Cost of revenues                              348,000            209,000            611,000            388,000
                                        -------------      -------------      -------------      -------------

     Gross profit                             368,000            552,000            568,000          1,264,000

Operating expenses:
     Selling, general and
         administrative                       462,000            462,000            871,000          1,082,000
     Research and development                 139,000             87,000            210,000            168,000
                                        -------------      -------------      -------------      -------------
Total operating expenses                      601,000            549,000          1,081,000          1,250,000
                                        -------------      -------------      -------------      -------------
Income (loss) from operations                (233,000)             3,000           (513,000)            14,000

Other income (expense):
     Interest income (expense), net            18,000            (27,000)           (26,000)           (97,000)
     Income tax expense                          --                 --               (6,000)           (41,000)
     Net earnings from sale
        of affiliate                             --            1,867,000               --            1,867,000
     Other expenses                              --              (44,000)              --              (63,000)
                                        -------------      -------------      -------------      -------------
                                               18,000          1,796,000            (32,000)         1,666,000
     Income (loss) before
         extraordinary item                  (215,000)         1,799,000           (545,000)         1,680,000

Extraordinary gain on
     extinguishment of debt                     6,000              9,000             33,000          5,054,000
                                        -------------      -------------      -------------      -------------

Net income (loss)                       $    (209,000)     $   1,808,000      $    (512,000)     $   6,734,000
                                        =============      =============      =============      =============

Net income (loss) per common share:

Primary: Income (loss) before
     extraordinary item:                        (.002)              .035              (.006)              .032
     Extraordinary item                           nil                nil                nil               .097
                                        -------------      -------------      -------------      -------------
     Net Income (Loss)                          (.002)              .035              (.006)              .129
                                        =============      =============      =============      =============

Weighted average shares
     outstanding                          116,898.467         52,106,408         89,428,594         51,893,229

Fully Diluted: Income before
     extraordinary item:                                            .021                                  .019
     Extraordinary item                                              nil                                  .058
                                                           -------------                         -------------
     Net Income                                                     .021                                  .077
                                                           =============                         =============

Weighted average shares
     outstanding                                              87,341,817                            87,128,638

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