Form 10QSB
period 1995-12-31
SELECTRONICS INC
filed 1996-02-14
CIK 733472

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

Commission file number   0-16069

                                MICROLYTICS, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                   41-1464586
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Two Tobey Village Office Park, Pittsford, New York              14534
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (716) 248-9150
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                               SelecTronics, Inc.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

__X___ YES        _____ NO


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                        Outstanding as of December 31, 1995
-----------------------------           -----------------------------------
Common Stock, $0.01 par value                   112,722,403 shares

                                MICROLYTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         December 31 and March 31, 1995
                      (Dollars rounded to nearest thousand)

Assets                                                                December 31      March 31
                                                                      (Unaudited)      (Audited)
Current assets:
     Cash                                                            $    912,000    $     46,000
     Accounts receivable, less allowance for
     doubtful accounts of $9 and $9, respectively                         300,000          64,000
     Notes receivable, current position                                      --           463,000
     Inventories, net                                                       5,000           6,000
     Prepaid royalties                                                     38,000          42,000
     Escrow account                                                        87,000          90,000
     Officer Loan                                                         134,000            --
     Other current assets                                                  25,000          63,000
                                                                     ------------    ------------
         Total current assets                                           1,501,000         774,000

Property and equipment, net                                               265,000         100,000
Capitalized software, net of accumulated
   amortization of $9,252 and $8,892, respectively                        272,000         434,000
Notes receivable; long term                                                  --           924,000
                                                                     ------------    ------------
Total Assets                                                         $  2,038,000    $  2,232,000
                                                                     ============    ============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Notes payable                                                   $     58,000    $    100,000
     Shareholder advance                                                     --           585,000
     Accounts payable                                                     889,000       1,206,000
     Accrued expenses                                                     345,000         292,000
     Royalties payable                                                    124,000         221,000
                                                                     ------------    ------------
         Total current Liabilities                                      1,416,000       2,404,000

Term Loan                                                                 200,000         200,000
Convertible Notes Payable                                               1,400,000       1,400,000
Deferred revenue                                                          600,000       1,200,000
Research and development financing arrangement                             68,000         106,000
                                                                     ------------    ------------
     Total Liabilities                                                  3,684,000       5,310,000

Stockholders' Equity (Deficit):
Common stock, $.01 par value; 125,000,000
     shares authorized; 115,976,416 and 53,508,004
     shares issued, respectively                                        1,127,000         503,000
Preferred stock, $1 par value, 5,000,000 shares
     authorized; none and 2,960,854  issued,
     respectively                                                            --         2,961,000
Additional paid-in capital                                             18,009,000      13,179,000
Accumulated deficit                                                   (21,065,000)    (20,004,000)
Treasury stock, 3,254,013 shares, respectively                            283,000         283,000
                                                                     ------------    ------------
     Total Stockholders' Equity (Deficit)                              (1,646,000)     (3,078,000)
                                                                     ------------    ------------

Total Liabilities and Stockholder's
     Equity (Deficit)                                                $  2,038,000    $  2,232,000
                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                                MICROLYTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars rounded to nearest thousand, except per share data)
                                   (Unaudited)

         For the three and nine months ended December 31, 1995 and 1994

                                                  Three Months                        Nine Months
                                             1995             1994               1995              1994
Royalty revenue                        $     421,000     $     494,000     $   1,461,000     $   1,447,000
Development revenue                          106,000            84,000           218,000           316,000
Financing arrangement                         12,000            24,000            38,000           491,000
                                       -------------     -------------     -------------     -------------
     Total Revenues                          539,000           602,000         1,717,000         2,254,000

Cost of revenues                             411,000           396,000         1,022,000           784,000
                                       -------------     -------------     -------------     -------------

     Gross profit                            128,000           206,000           695,000         1,470,000

Operating expenses:
     Selling, general and
         administrative                      448,000           477,000         1,319,000         1,559,000
     Research and development                 95,000            91,000           305,000           259,000
                                       -------------     -------------     -------------     -------------
Total operating expenses                     543,000           568,000         1,624,000         1,818,000
                                       -------------     -------------     -------------     -------------

Income (loss) from operations               (415,000)         (362,000)         (929,000)         (348,000)

Other income (expense):
     Interest income (expense), net            4,000           (26,000)          (22,000)         (123,000)
     Income tax expense                         --                --              (6,000)          (42,000)
     Discount on Notes Receivable           (138,000)             --            (138,000)             --
     Net earnings from sale
        of affiliate                            --             (11,000)             --           1,856,000
     Other expenses                             --             (45,000)             --            (107,000)
                                       -------------     -------------     -------------     -------------
                                            (134,000)          (82,000)         (166,000)        1,584,000
Income (loss) before
         extraordinary item                 (549,000)         (444,000)       (1,095,000)        1,236,000

Extraordinary gain on
     extinguishment of debt                     --               9,000            33,000         5,063,000
                                       -------------     -------------     -------------     -------------

Net income (loss)                      $    (549,000)    $    (435,000)    $  (1,062,000)    $   6,299,000
                                       =============     =============     =============     =============

Net income (loss) per common share:

Primary: Income (loss) before
     extraordinary item:                       (.005)             (.01)            (.011)              .02
     Extraordinary item                          nil               nil               nil               .10
                                       -------------     -------------     -------------     -------------
     Net Income (Loss)                         (.005)             (.01)            (.011)              .12
                                       =============     =============     =============     =============

Weighted average shares
     outstanding                         117,390,368        52,249,418        98,417,801        51,729,984

Fully Diluted: Income before
     extraordinary item:                         n/a               n/a               n/a               .01
     Extraordinary item                          n/a               n/a               n/a               .06
                                       -------------     -------------     -------------     -------------
     Net Income                                  n/a               n/a               n/a               .07
                                       =============     =============     =============     =============

Weighted average shares
     outstanding                                 n/a               n/a               n/a        86,743,542

See accompanying notes to consolidated financial statements.

                                MICROLYTICS, INC.
                           CONSOLIDATED STATEMENTS OF
                     CASH FLOWS (Dollars rounded to nearest
                   thousand, except share and per share data)
                                   (Unaudited)

              For the nine months ended December 31, 1995 and 1994

                                                                      1995         1994
Cash flows from operating activities:
     Net Income (loss)                                               $(1,062)    $ 6,299
     Adjustments to reconcile net income to cash:
         Depreciation and amortization                                   392         444
         Amortization of deferred credits                               (600)       (609)
         Issuance of stock for services                                   52           2
         Gain on extinguishment of debt                                  (33)     (5,063)
         Undistributed earnings in affiliate                              --         859
         Discount on Note Receivable                                     138          --
         Change in assets and liabilities:
              (Increase) decrease in:
                Escrow                                                     3       1,013
                Accounts receivable                                     (236)     (1,284)
                Notes receivable                                       1,249          --
                Inventories                                                1          62
                Officer  loan                                           (134)         --
                Other assets                                              38          12
                Prepaid royalties                                          4          78
              (Decrease) increase in:
                Accounts payable                                        (284)       (551)
                Accrued liabilities                                       11          --
                Royalties payable                                        (97)       (245)
                R&D Financing                                            (38)       (466)
                                                                     -------     -------

              Cash flows provided (used) by operating activities        (596)        551
Cash flows from investing activities:
     Capital expenditures                                               (196)        (72)
     Additions to capitalized software                                  (198)       (285)
                                                                     -------     -------
              Cash flows provided (used) by investing activities:       (394)       (357)

Cash flows from financing activities:
     Shareholder advance                                                (585)       (260)
     Net proceeds sale of stock                                        2,441          14
     R&D Financing                                                        --         (24)
                                                                     -------     -------
              Cash flows provided (used) by  financing activities      1,856        (270)

Increase (decrease) in cash                                              866         (76)
Cash beginning of period                                                  46         159
                                                                     -------     -------
Cash end of period                                                   $   912     $    83
                                                                     =======     =======


Supplemental disclosure of cash flow information:
     Cash paid during the quarter for interest                       $    21         174
                                                                     =======     =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                     For the quarter ended December 31, 1995

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


NOTE 2:  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                       December 31     March 31
                                       (Unaudited)    (Audited)

     Accounts receivable                $ 309,000     $  73,000
     Allowance for doubtful accounts
          and returns                      (9,000)       (9,000)
                                        ---------     ---------

                                        $ 300,000     $  64,000
                                        =========     =========

NOTE 3:  INVENTORIES

     Inventories consist of the following:

                                  December 31   March 31
                                  (Unaudited)  (Audited)

     Finished product              $ 15,000     $ 15,000
     Valuation allowances           (10,000)      (9,000)
                                   --------     --------

                                   $  5,000     $  6,000
                                   ========     ========

NOTE 4:  ESCROW ACCOUNT

As of March 31, 1995 and 1994, the Registrant had approximately $90,000 and $1,100,000, respectively, in an escrow account as part of its license with Houghton Mifflin Company ("Houghton Mifflin"), which agreement was subsequently assigned by Houghton Mifflin to its spin-off, Inso Corporation ("Inso"), formerly known as InfoSoft International, Inc. At December 31, 1995, the balance in the escrow account was $87,000. The amounts withdrawn from the escrow account were primarily used to reduce the outstanding accounts payable of the Registrant. The remaining cash will be released when certain conditions subsequent to the transaction have been satisfied. The Registrant anticipates that the conditions subsequent to the transaction will be satisfied and the remaining cash will be released from escrow in fiscal 1996.


NOTE 5:  PROPERTY AND EQUIPMENT


     Property and equipment consists of the following:

                                         December 31     March 31
                                         (Unaudited)    (Audited)

     Tools, dies and moldings           $   221,000     $   221,000
     Furniture and equipment              1,223,000       1,028,000
     Leasehold improvements                 108,000         107,000
                                        -----------     -----------
                                          1,552,000       1,356,000

     Less:  accumulated depreciation     (1,287,000)     (1,256,000)
                                        -----------     -----------

                                        $   265,000     $   100,000
                                        ===========     ===========


NOTE 6:  DEFERRED REVENUE

As of March 31, 1994, the Registrant deferred the recognition of $2 million of revenue relating to cash received as part of the agreement between Microlytics and Inso. The recognition of this revenue will be deferred until future periods as earned. For the nine months ended December 31, 1995, the Registrant recognized $600,000 of deferred revenue. In addition, as a result of the licensing transaction, Inso will also pay Microlytics future on-going royalties and payments for development contracts.


NOTE 7:  RESEARCH AND DEVELOPMENT FINANCING AGREEMENT

In 1991, the Registrant received a nonrefundable cash receipt of $690,000 from Speech Compression Technologies, L.P. ("SCT"), a research and development limited partnership, under a technology purchase agreement. Under the terms of the agreement, the limited partnership purchased the rights to certain software from the Registrant and licensed it to the Registrant on an exclusive basis until September of 1993. Two stockholders, Mr. Weiner and Xerox Corporation, are also limited partners and accordingly, this agreement is accounted for as a financing arrangement. During the nine months ended December 31, 1994, the Company recognized $466,000 of deferred revenue related to SCT as a result of revised revenue projections for future periods. There were no direct costs associated with the revenue recognized under the revised projections. In addition, the Company recognized $24,000 of deferred revenue through licensing of the technology and offset royalty fees owed to SCT for use of its technology. During the nine months ended December 31, 1995, $38,000 of deferred revenue has been recognized under the agreement as offsets to royalty expense recorded for the same periods. The agreement expired in June 1995, and was automatically renewed for one year.

NOTE 8: SALE OF AFFILIATED COMPANY AND DISCOUNTED NOTE RECEIVABLE

In December 1995, the Company discounted the remaining portion of a note receivable due from Conway New York, Inc., a Delaware corporation ("Conway"), in exchange for $832,000. The note was originally recorded at its net present value, and the Company was recognizing the imputed interest as interest income over the life of the note. The book value of the asset at the time of discounting was $970,000. The Company recorded a loss of $138,000 as a result of this transaction. In addition, in connection with the above-referenced discounting, the Company waived any minimum royalty requirements for calendar years 1996 and 1997, respectfully.

By way of background, on July 8, 1994, the Registrant entered into an agreement to sell its forty percent (40%) partnership interest in a European joint venture named Eurotronics Company ("Eurotronics") to Conway for $3.125 million. Prior to that time, under the terms of certain agreements, Microlytics Technology Company, Inc., formerly known as Microlytics ("MTC"), earned a royalty on sales made by the joint venture, paid quarterly, and the Registrant received a dividend equal to forty percent (40%) of the net income of the joint venture, if any, paid annually. On July 8, 1994, MTC entered into a certain agreement with Edmark, Inc. a Delaware corporation and a partner in Eurotronics, to modify certain provisions of the technology and distribution license (the "Modification Agreement") whereby, among other things, MTC will continue to receive royalties from Eurotronics for the use of certain of MTC's technologies.

In connection with the sale, the Company received $1 million in July 1994, $500,000 during the third quarter of fiscal 1995, and $500,000 during the second quarter of fiscal 1996.

As a result of the above-referenced transaction, $1.856 million of net earnings was recognized by the Company during the second and third fiscal quarters of fiscal 1995. This amount represents the net of the aggregate purchase price of $3.125 million less previously recorded equity earnings of $859,000, an imputed interest discount at 8% of $256,000, and expenses related to this transaction of $154,000.


NOTE 9:  PREFERRED STOCK REDEMPTION

During the first quarter of fiscal year 1996, the Company exercised its rights and redeemed all of the issued and outstanding shares of its preferred stock, par value $1.00 per share. Pursuant to the provisions of the Company's Certificate of Incorporation, as amended, the Company issued ten (10) shares of its common stock for each such share of preferred stock redeemed. As a result, the Company issued 29,608,540 shares of its common stock to the holders of its preferred stock.


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

             PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the three months and nine months ended December 31, 1995 were $539,000 and $1.7 million, respectively, or 10% and 24% less than the $602,000 and $2.3 million, respectively, for the three months and nine months ended December 31, 1994. The year over year changes were primarily the result of the Company's strategic change in focus to its growing MicroPages business. For the nine months ended December 31, 1995, the Company recorded revenue of $413,000 from the MicroPages product line, as compared to $44,000 for the same period in the prior year. One significant factor for the year over year changes was the Company's inability to recognize certain extraordinary events that positively influenced total revenues and net income last year. The Company recognized $12,000 and $38,000, respectively, of deferred revenue in accordance with the research and development financing arrangement for the three and nine months ended December 31, 1995, as compared to $24,000 and $491,000, respectively, for the same periods last year. The deferred revenue recorded for the three and nine months ended December 31, 1994 were the result of revised royalty estimates.

Gross profit of $128,000 and $695,000, for the three months and nine months ended December 31, 1995, respectively, was approximately 38% and 53% less than the gross profit recorded in the same periods last year. Gross profit as a percentage of revenue decreased from 34% and 65% for the three and nine months ended December 31, 1994, to 24% and 40%, respectively, for the same periods ended December 31, 1995. This decrease in gross profit as a percentage of revenue was primarily attributable to the sale of the Company's 40% partnership interest in Eurotronics in July, 1994, and the recognition of the deferred revenue discussed above, which had no associated cost of goods sold.

Operating expenses of $543,000 and $1.6 million, for the three month and nine month periods ended December 31, 1995, represent a decrease of 4% and 11%, respectively, from the $568,000 and $1.8 million recorded for the same periods last year. The continued decline in selling, general and administrative expenses resulted from the reduction and cost controls put in place by management and the transition to a technology-based electronic publishing company.

Loss from operations was $415,000 and $929,000 for the three and nine months ended December 31, 1995, compared to a loss from operations of $362,000 and $348,000, respectively, reported for the same periods last year. This anticipated loss was the result of decreased revenues and gross profit during the Company's strategic shift in focus to its MicroPages business.

During the three and nine months ended December 31, 1995, the Company had net interest income of $4,000 and interest expense of $22,000, respectively, as compared to interest expense of $26,000 and $123,000, for the same periods ended December 31, 1994. This decrease in interest expense was primarily the result of the $2.9 million conversion of debt to equity by two of the Registrant's convertible debenture holders. Interest income was recorded due to the sale of the Company's 40% partnership interest in Eurotronics in July, 1994, and the investment of a portion of the equity infusion into the Company in June, 1995. See Notes 8 and 10 of "Notes to Consolidated Financial Statements" for the quarter ended December 31, 1995.

The Company recorded a loss before extraordinary item of $549,000 and $1.1 million, respectively, for the three and nine months ended December 31, 1995 compared to a loss before extraordinary item of $444,000 and gain before extraordinary item of $1.2 million for the same periods ended December 31, 1994. The gain before extraordinary item was primarily a result of the Company's sale of Eurotronics which took place during the three months ended September 30, 1994.

As a result of the factors discussed above, the Company recorded a net loss for the three and nine months ended December 31, 1995 of $549,000 and $1.1 million, respectively, as compared to net loss of $435,000 and net income of $6.3 million for the same periods last year. An extraordinary item reported in the first quarter of fiscal 1995 in the amount of $5.045 million, resulting from extinguishment of bank debt and other immaterial items, was the primary factor contributing to a significant net income for the nine months ended December 31, 1994.

Liquidity

From March 31, 1995 to December 31, 1995, the Company's working capital went from a deficiency of $1.6 million to a surplus of $85,000. This favorable change was primarily the result of the infusion of $2.5 million of capital due to the Stock Purchase Agreements with certain affiliates of Unterberg Harris, along with discounting a long term Note Receivable from the sale of the Company's 40% partnership interest in Eurotronics. See Notes 8 and 10 of "Notes to Consolidated Financial Statements" for the quarter ended December 31, 1995.

Although the Company shows a positive cash position, it continues to seek additional sources of cash and working capital. These efforts include the sale of its common stock, preferred stock, or additional long term debt, which the Company expects would be convertible to shares of, or have warrants attached to purchase additional shares of, the Company's common stock.


Capital Resources

During the three and nine month periods ended December 31, 1995, the Company, through its subsidiary Microlytics Technology Company, Inc., invested $31,000 and $199,000, respectively, in capitalized software. This software provides programming for both current and future products licensed to other companies and used in the Company's current and future electronic products.



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

              3.3 Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the office of Secretary of the State of Delaware on December 17, 1992, filed as Exhibit 3.3 to the Annual Report on Form 10-KSB for the year ended March 31, 1995, and incorporated herein by reference.

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

           10.17 Employment Agreement, dated April 2, 1990, by and between the Company and H. E. James Finke, filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended March 31, 1989, and incorporated herein by reference.

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

           10.43 Common Stock Purchase Agreement, dated June 22, 1995, by and among the Company, Unterberg Harris Private Equity Partners, L.P., Unterberg Harris Private Equity Partners, C.V., and Unterberg Harris Interactive Media Limited Partnership, C.V., filed as Exhibit 10.43 to the Annual Report on Form 10-KSB for the year ended March 31, 1995, and incorporated herein by reference.

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

           10.45 Termination and Release Agreement, dated as of December 27, 1995, by and among the Registrant, Microlytics Technology Company, Inc., Edmark, Inc., and Conway New York, Inc.

              22.   Subsidiaries of Registrant

     (b)   None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MICROLYTICS, INC.


                                       By: /s/ Roy W. Haythorn
                                           ------------------------------------
                                           Roy W. Haythorn,
                                           Chairman of the Board,
                                           President and Chief Executive Officer



                                       By: /s/ Donald E. Riley
                                           ------------------------------------
                                           Donald E. Riley
                                           Director




February 13, 1996